Form 10-Q/A
period 2011-06-30
SMSA DALLAS ACQUISITION CORP.
filed 2011-09-06
CIK 1517112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q/A

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to SMSA Dallas Acquisition Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

Item 6 - Exhibits

31.1     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 8, 2011).
32.1     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 8, 2011).
101      Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Dallas Acquisition Corp.

Dated: September 6, 2011	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director