Form 10-Q
period 2011-09-30
SMSA DALLAS ACQUISITION CORP.
filed 2011-10-28
CIK 1517112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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
YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:October 25, 2011: 530,612

Transitional Small Business Disclosure Format (check one):      YES ☐  NO ☒

SMSA Dallas Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2011

Part I - Financial Information
Item 1 - Financial Statements

SMSA Dallas Acquisition Corp.
(a development stage company)
Balance Sheets
September 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	September 30,	December 31,
	2011	2010

ASSETS
Current Assets
Cash on hand and in bank	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$4,800

Total Liabilities	-	4,800

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized
None issued and outstanding	-	-
Common stock - $0.001 par value
100,000,000 shares authorized
530,612 shares issued and outstanding	531	531
Additional paid-in capital	24,447	861
Deficit accumulated during the development stage	(24,978)	(6,192)

Total Stockholders' Equity (Deficit)	-	(4,800)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2011

(Unaudited)

					Period from
					August 1, 2007
					(date of bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Expenses
Reorganization expenses	-	-	-	-	2,300
Professional fees	13,815	-	1,987	-	17,200
Other general and
administrative expenses	4,971	-	3,690	-	5,478
Total operating expenses	18,786	-	5,677	-	24,978

Loss from operations	(18,786)	-	(5,677)	-	(24,978)

Other Income (Expense)	-	-	-	-	-

Income (Loss) before
provision for income taxes	(18,786)	-	(5,677)	-	(24,978)

Provision for income taxes	-	-	-	-	-

Net Loss	(18,786)	-	(5,677)	-	(24,978)

Other
Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(18,786)	$-	$(5,677)	$-	$(24,978)

Earnings per share of
common stock outstanding
computed on net loss -
basic and fully diluted	$(0.04)	$(0.00)	$(0.01)	$(0.00)	$(0.05)

Weighted-average number
of shares outstanding -
basic and fully diluted	530,612	530,612	530,612	530,612	530,612

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2011

(Unaudited)

			Period from
			August 1, 2007
			(date of bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net income (loss) for the period	$(18,786)	$-	$(24,978)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities
Depreciation and amortization	-	-	-
Increase (Decrease) in
Accounts payable and accrued expenses	(4,800)	-	-

Net cash used in operating activities	(23,586)	-	(24,978)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Capital contributed to support operations	23,586	-	24,978

Net cash provided by financing activities	23,586	-	24,978

Increase (Decrease) in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of Interest
and Income Taxes Paid
Interest paid for the year	$-	$-	$-
Income taxes paid for the year	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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

The Plan provides that all costs and expenses associated with or related to our reincorporation in the State of Nevada, any subsequent mergers or business combination transactions, issuance of the Plan Shares, any filings with the U. S. Securities and Exchange Commission or other regulatory bodies, our operating expenses (including circumstantial use of office equipment and administrative services), in addition to providing assistance with formulating the structure of any proposed business combination transaction is the responsibility of Halter Financial Group, L. P. (HFG), an entity controlled by the Company’s sole officer and director and the Company’s controlling stockholder.  The Plan also states that HFG is not entitled to receive any repayment of such expenses prior to, or as a condition of, a merger or acquisition.  However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should HFG fail in its obligation to provide working capital, the Company has not identified any alternative sources to support the Company.

SMSA Dallas Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2011 and December 31, 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforward(s) and their potential utilization.

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
September 30, 2011 and December 31, 2010

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

As of September 30, 2011 and 2010, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and has contributed approximately $23,600 and $-0- during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively, to support our operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying balance sheet.

SMSA Dallas Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2011 and December 31, 2010

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2011 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of September 30, 2011, the Company has a net operating loss carryforward of approximately $25,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine months ended September 30, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2011 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011

Statutory rate applied to
income before income taxes	$(6,400)	$-	$(8,500)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	6,400	-	8,500

Income tax expense	$-	$-	$-

SMSA Dallas Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2011 and December 31, 2010

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of September 30, 2011 and December 31, 2010, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2011 and December 31, 2010, respectively:

	September 30,	December 31,
	2011	2010

Deferred tax assets
Net operating loss carryforwards	$8,500	$2,100
Less valuation allowance	(8,500)	(2,100)

Net Deferred Tax Asset	$-	$-

During the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $6,400 and $-0-.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through October 25, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the nine or three month periods ended September 30, 2011 and 2010 or for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2011.

General and administrative expenses for the respective nine month periods ended September 30, 2011 and 2010 were approximately $18,800 and $-0-.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the nine months ended September 30, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2011 were approximately $(0.04), $(0.01) and $(0.05) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At September 30, 2011 and December 31, 2010, the Company had working capital of approximately $-0- and $-0-, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SMSA Dallas Acquisition Corp.

Dated: October 28, 2011	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director