Form 10-K
period 2011-12-31
SMSA DALLAS ACQUISITION CORP.
filed 2012-03-26
CIK 1517112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-54345

SMSA Dallas Acquisition Corp.
(Exact name of registrant as specified in its charter)
Nevada	27-4663596
(State of incorporation)	(IRS Employer ID Number)
12890 Hilltop Road, Argyle, TX 76226
(Address of principal executive offices)

(972) 233-0300
(Issuer's telephone number)

Securities registered pursuant to Section 12 (b) of the Act - None
Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒
Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).       Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes      No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 21, 2012 was approximately $ -0- based upon 130,612 shares held by non-affiliates and no market for trading.

As of March 21, 2012, there were 10,000,005 shares of Common Stock issued and outstanding.

SMSA Dallas Acquisition Corp.
Form 10-K for the year ended December 31, 2011

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business  disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 - Business

General

SMSA Dallas Acquisition Corp. (Company) was organized on January 18, 2011 as a Nevada corporation to effect the reincorporation of Senior Management Services of Doctors at Dallas, Inc., a Texas corporation, mandated by the plan of reorganization as confirmed by the U. S. Bankruptcy Court - Northern District of Texas, Dallas Division, on August 1, 2007.

In accordance with the confirmed plan of reorganization, our business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition.

We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act.  As a shell company, we have no operations and no or nominal assets.  Our principal office is located at 12890 Hilltop Road, Argyle, TX 76226 and our telephone number is (972) 233-0300.

Plan of Reorganization

During the administration of the SMS Companies bankruptcy reorganization proceedings, it became apparent that there would not be any available funds to pay the claims of the unsecured creditors. Halter Financial Group, Inc., or HFG, was contacted in May 2007 by a legal representative of the SMS Companies to determine whether HFG would participate with the SMS Companies and their creditors in formulating the structure of the Plan to provide an opportunity for the unsecured SMS Companies' creditors to receive payment for all or a portion of their claims.  HFG had no affiliation or involvement with any of the SMS Companies prior to the bankruptcy action.

HFG is a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. HFG had previously participated with other companies and their creditors in structuring reorganization plans under Chapter 11 of the Bankruptcy Code which provided, in part, for a debtor with significant unsecured creditors to emerge out of bankruptcy, with the creditors exchanging their claims for equity in the reorganized company.  The reorganized company would then seek a merger or business combination with an operating business, which would provide the shareholders with the opportunity to recover all or a portion of their previous claims through appreciation of the stock value after a business combination with a private operating company.  However, even if the reorganized company successfully consummates a merger or a business combination with an operating business, there is no assurance that the shareholders will recover all or any portion of their previous claims in the SMS Companies bankruptcy proceedings.

HFG agreed to participate with SMS Companies and their creditors in structuring the Plan.  As part of the Plan, HFG provided $115,000 to be used to pay professional fees associated with the Plan confirmation process.  HFG was granted an option that provided for the issuance of equity securities in each of the 23 SMS Companies, including Senior Management Services of Doctors at Dallas, Inc. in satisfaction of HFG's administrative claims.  The option to acquire equity securities in lieu of repayment of the $115,000 administrative claim was exercised by HFG on July 26, 2007.  Although we are unable to specifically determine how the $115,000 was utilized, we believe that the bankruptcy trustee used the funds to pay administrative expenses, including legal and other fees which were incurred during the structuring and implementation of the Plan.

The Plan provided that HFG would receive approximately 80% of the common stock in each SMS Company and that the unsecured creditors will receive the remaining 20% of the common stock in exchange for their claims.  Each creditor will receive its pro rata share of the common stock based on the percentage of its claim to the total amount of the outstanding unsecured claims for each SMS Company in which the creditor holds a claim.  Other than receiving 80% of the common stock in each SMS Company, HFG will not receive any additional cash compensation from or equity securities in any of the SMS Companies nor will HFG recoup any portion of the $115,000 payment from any of the SMS Companies.

As provided in the Plan, approximately 80% of our outstanding common stock, or 400,000 shares, was issued to HFG in satisfaction of HFG's administrative claims.  The remaining 20% of our outstanding common stock, or 130,612 shares, was issued to 567 holders of unsecured debt.  In accordance with the bankruptcy court order, the 530,612 shares, or Plan Shares, were issued pursuant to Section 1145(a) of the Bankruptcy Code.   As further consideration for the issuance of the 400,000 Plan Shares to HFG, the Plan required HFG to assist us in identifying a potential merger or acquisition candidate.

The Plan provides that all costs and expenses associated with or related to our reincorporation in the State of Nevada, any subsequent mergers, the issuance of the Plan Shares and any other filings or actions with regard thereto shall be borne solely by HFG.  HFG is responsible for the payment of our operating expenses and  will assist us with formulating the structure of any proposed merger or acquisition.  Additionally, HFG is responsible for paying our legal and accounting expenses related to this annual report and our expenses incurred in consummating a merger or acquisition.  Also, HFG shall not be entitled to receive any repayment of such expenses prior to, or as a condition of, a merger or acquisition.

Pursuant to the confirmation order, if we do not consummate a business combination prior to February 10, 2013, the Plan Shares will be deemed canceled, we will file dissolution papers with the State of Nevada, the pre-merger or acquisition injunction provisions of the confirmation order, as they pertain to us, shall be deemed dissolved and no discharge will be granted to us, all without further order of the bankruptcy court. If we timely consummate a merger or acquisition with an entity which is engaged in business, we will file a certificate of compliance with the bankruptcy court which will state that the requirements of the Plan have been met, resulting in the discharge to be deemed granted.  Thereafter, the post discharge injunction provisions set forth in the Plan and the confirmation order shall then become effective.

Pursuant to the Plan, the pre-confirmation unsecured creditors of Senior Management Services of Doctors at Dallas, Inc. (our predecessor company) agreed to accept Plan Shares in SMSA Dallas Acquisition Corp., as reorganized, in lieu of asserting recovery of their claims against the Plan's liquidating trust.  As previously discussed, the confirmation order provided for an injunction protecting us from the claims of the pre-confirmation unsecured creditors while we pursue a business combination with an operating business. If we do not consummate a business combination prior to February 10, 2013, our issued Plan Shares will be deemed canceled and we will file dissolution documents with the State of Nevada and will cease to exist. Accordingly, the discharge provided in the Plan to us will not be effective. In such event the pre-confirmation unsecured creditors could attempt to assert their pre-confirmation claims against us and the Plan liquidating trust. However, since the Plan did not contemplate, anticipate or provide that we would accumulate any assets prior to a business combination, we will have no assets against which pre-confirmation creditors could assert their claims upon our dissolution. Further, the Plan did not provide for the retention of any assets or funds to pay the pre-confirmation unsecured creditors if we failed to timely consummate a business combination. Therefore, it is very unlikely that the pre-confirmation unsecured creditors will be able to recover any portion of their pre-confirmation claims.

The SMS Companies bankruptcy case is closed as a final decree has been entered.  The confirmation order of the Plan was effective on August 10, 2007.  No appeal was filed.  There is no continuing jurisdiction being exercised by the bankruptcy court over us, or any of the SMS Companies, other than the acceptance of a certificate of compliance filed by us upon the timely completion of a merger or acquisition.

All 23 SMS Companies, as required by the Plan, were or will be reorganized with the same corporate structure and with the same business plan as we have and as disclosed by us in this Annual Report.  However, each SMS Company has a different post confirmation plan date.  The post confirmation date for each of the SMS Companies is set forth below:

SMS Company	Post Confirmation Plan Date

SMSA I Acquisition Corp. (1)	February 10, 2008
SMSA III Acquisition Corp. (2)	May 10, 2008

SMSA II Acquisition Corp. (1)	August 10, 2008
SMSA IV Acquisition Corp. (1)	November 10, 2008
SMSA El Paso I Acquisition Corp. (2)	February 10, 2009
SMSA North America Acquisition Corp. (1)	May 10, 2009
SMSA El Paso II Acquisition Corp. (2)	August 10, 2009
SMSA Palestine Acquisition Corp. (2)	November 10, 2009
SMSA Houston Acquisition Corp. (1)	February 10, 2010
SMSA Tyler Acquisition Corp. (2)	May 10, 2010
SMSA Gainesville Acquisition Corp. (2)	August 10, 2010
SMSA Crane Acquisition Corp. (2)	November 10, 2010
SMSA Kerrville Acquisition Corp. (2)	February 10, 2011
SMSA Ft. Worth Acquisition Corp. (1)	May 10, 2011
SMSA Shreveport Acquisition Corp. (1)	August 10, 2011
Cora Crane Acquisition Corp. (1)	November 10, 2011
Cora Kerrville Acquisition Corp. (1)	February 10, 2012
SMSA Katy Acquisition Corp.	May 10, 2012
SMSA Humble Acquisition Corp.	August 10, 2012
SMSA Treemont Acquisition Corp. (2)	November 10, 2012
SMSA Dallas Acquisition Corp.	February 10, 2013
SMSA San Antonio Acquisition Corp.	May 10, 2013
SMSA Ballinger Acquisition Corp.	August 10, 2013
_____________________________
(1)	Did not complete a merger or business combination prior to the post confirmation plan date and has ceased business operations or been dissolved.
(2)	Completed merger or business combination prior to post confirmation date. See Table in "Item 5-Directors, Executive Officers, Promoters and Control Persons."

Effective January 19, 2011, HFG transferred its 400,000 Plan Shares to Halter Financial Investments L.P., or HFI, a Texas limited partnership controlled by Timothy P. Halter.

Timothy P. Halter is the sole officer, director and shareholder of HFG and an officer and member of Halter Financial Investments GP, LLC, general partner of HFI.  Mr. Halter has served as our president and sole director since January 18, 2011.  Mr. Halter and HFG will assist us with the implementation of our business plan.  Although Mr. Halter is unable to estimate the number of hours he will spend on our business affairs each month, he will devote as much of his time as he deems necessary to assist us with the implementation of our business plan.

Business Plan

Our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction.  Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base.  As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company.  Typically, the directors and officers of the private company become the directors and officers of the shell company.  Often the name of the private company becomes the name of the shell company.  We believe that by becoming a reporting company, under the rules and regulations of the Exchange Act, we will become a more suitable candidate to engage in a combination transaction with a privately-held company.

We have no capital and must depend on HFG to provide us with the necessary funds to implement our business plan. HFG will utilize its available capital to provide funds for the implementation of our business plan, including the payment of expenses for conducting due diligence research relating to business combination opportunities and costs associated with consummation of a business combination. Neither HFG nor Mr. Halter intends to borrow any funds if HFG does not have sufficient capital for such costs and expenses.

We intend to seek combination opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.  As of the date of this annual report Mr. Halter is not aware of any potential candidate for a business combination with us.

Timothy P. Halter will be primarily responsible for investigating business combination opportunities.  We believe that potential business opportunities for us will be referred to Mr Halter and HFG  from various sources; including professional advisors, such as attorneys, accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  Such persons usually represent clients who have expressed an interest in becoming a public company through a business combination with a reporting shell company.  We have no plan, understanding, agreements, or commitments with any person to act as a finder of opportunities for us.   Historically, Mr. Halter and HFG have received unsolicited referrals from persons affiliated with businesses that have previously engaged in a business combination with shell companies controlled by HFG.

Our management consists of only one person, Timothy P. Halter, our president and sole director.  Mr. Halter will be primarily responsible for conducting our day-to-day operations and will be responsible for implementing our business plan.  We will rely solely on the judgment of Mr. Halter when selecting a target company.  Mr. Halter will only devote as much of his time as he deems necessary to assist us with the implementation of our business plan.  Mr. Halter has not entered into a written employment or consulting agreement with us and he is not expected to do so.  The loss of the services of Mr. Halter would adversely affect our ability to implement our business plan.

No discussions regarding the possibility of a business combination have occurred.  Neither we, or anyone acting on our behalf, have contacted any third parties or had any substantial discussions, formal or otherwise, with respect to a possible business combination, nor have we, or anyone acting on our behalf, identified or located any suitable target candidate, conducted any research or taken any measures, directly or indirectly, to locate or contact a target business.  We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan.  Furthermore, we can give no assurances that any combination or acquisition, if they occur, will be on terms that are favorable to us or our current stockholders.  Even if we are successful in completing a business combination, there is no assurance that our current shareholders will recover all or any portion of their previous claims in the SMS Companies bankruptcy proceedings.

We do not propose to restrict our search for a candidate to any particular geographical area or industry, and therefore, we are unable to predict the nature of our future business operations.  Our management's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

In conjunction with completion of a business acquisition, we anticipate that we will issue an amount of our authorized but unissued common stock that will represent a significant majority of the voting power and equity of our company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in us and thereby reducing the ownership interest of our current stockholders.  We may also issue preferred stock to the stockholders of a target company.  Holders of preferred stock may have rights, preferences and privileges senior to those of our existing holders of common stock.  As a condition of the business combination, HFI, our majority stockholder, may agree to sell or transfer all or a portion of the common stock it owns to provide the target company with majority control.  The resulting change in control will likely result in the removal of our present officer and director and a corresponding reduction in, or elimination of, his participation in future business activities.

We may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America.  In such event, we may face the significant additional risks associated with doing business in that country.  In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, we may encounter ongoing business risks associated with uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake.  Currently, such transactions may be structured so as to result in tax-free treatment to both companies and their stockholders, pursuant to various federal and state tax provisions.  We intend to structure any business combination so as to minimize the federal and state tax consequences to both our company and the target entity and their stockholders.  However, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Although there are no restrictions in the Plan for us to engage in a business combination with an entity that is affiliated or controlled by either HFG, HFI or Mr. Halter, we do not currently intend and do not foresee that we will enter into a merger or acquisition transaction with any business which is controlled by or affiliated with HFG, HFI or Timothy P. Halter.

Investigation and Selection of Business Opportunities

The Plan provides that we shall seek a merger with a viable operating business.  There are no other criteria required under the Plan.  Management has not determined any other criteria in seeking a candidate target business.

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval.  If the proposed transaction is structured in such a fashion our stockholders (other than HFI our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.  Generally, equity securities may be issued in a stock exchange, direct stock purchase for cash or property or in a reverse triangle merger, that is the merger of a target business into a subsidiary of the company, without approval of the shareholders of the company.  Additionally the Plan provides that the terms and conditions of a proposed reverse merger or acquisition shall be approved by the majority of the members of our board of directors.  No vote by the shareholders shall be required.  Statutory mergers, that is the merger of a target company directly into the company, typically requires shareholder approval in accordance with the applicable state laws; however, it is anticipated that such a structure will not be used to effect a combination transaction with an operating business.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

Additionally, when we engage in a transaction that changes our status as a shell company, such as a business combination, we will be required to file a detailed report on Form 8-K with the SEC containing the information, including financial information, that is required in a registration statement on Form 10, with the information reflecting the business and financial statements of the surviving entity upon completion of the transaction.  We will also be required to report the material terms of the business combination in the Form 8-K report.  Also, we will be ineligible to file a registration statement on Form S-8 until 60 days after we cease to be a shell company provided we have timely filed the required Form 8-K report.  Until we cease being a shell company, we will be required to indicate on the cover page of Form 10-Q and Form 10-K our identification as a shell company.

The analysis of business opportunities will be undertaken by or under the supervision of Mr. Halter.  Although we have not set or determined any criteria for the target business other than that it is an existing operating business, in analyzing potential merger candidates, we will likely consider, among other things, the following factors:

*	Potential for future earnings and appreciation of value of securities;
*	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;
*	Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ;
*	Historical results of operation;
*	Liquidity and availability of capital resources;
*	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
*	Strength and diversity of existing management or management prospects that are scheduled for recruitment;
*	Amount of debt and contingent liabilities; and
*	The products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity.  We will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Because of our limited capital available for investigation and our dependence on HFG and Mr. Halter, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We will also seek candidates desiring to create a public market for their securities in order to enhance liquidity for current stockholders, candidates which have long-term plans for raising capital through public sale of securities and believe that the prior existence of a public market for their securities would be beneficial, and candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the development of a public market for their securities will be of assistance in that process. Companies which have a need for an immediate cash infusion are not likely to find a potential business combination with us to be a prudent business transaction alternative.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity.  We may not be successful in identifying and evaluating a suitable merger candidate or in consummating a business combination.  We have not selected a particular industry or specific business within an industry for a target company.  We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that we will require a target company to have achieved, or without which we would not consider a business combination with such business entity.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take an indefinite period of time.

Prior to making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if audited financial statements are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced to comply with the requirements of a Current Report on Form 8-K to be filed with the Commission upon consummation of the business combination.

As part of our investigation, Mr. Halter may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain provided information, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial and management resources.

Although there are many shell companies seeking a business combination with private operating businesses, some of which are controlled by shareholders which may have more available funds than we have, we believe that we offer to potential target candidates additional unique features that are not common to most existing shell companies.  Since we were reorganized under Chapter 11 of the Bankruptcy Code and emerged from bankruptcy with a Plan that provides, among other things, upon consummation of a business combination, the pre-confirmation claims of our creditors will be discharged, a potential target candidate will be afforded the protection from any pre-confirmation claims being asserted against us.  This will decrease the time and cost to the potential target business in conducting its due diligence investigation.  The Plan Shares issued to our shareholders were issued in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code and are deemed to be made in a public offering, so that the recipients thereof, are free to resell such securities after the business combination without registration under the Securities Act.  This will provide the target business with a shareholder base that can actively participate in market trades and help create an active trading market after the business is qualified for listing on a stock exchange.  Also, as a reporting company subject to the rules and regulations of the Exchange Act, the Company's history and operating results are readily available for review and due diligence research, which will save the target business time and expense with its investigation process.

Mr. Halter is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between our operations and other businesses.  We do not intend to have any full time employees prior to the consummation of a business combination.  Mr. Halter is engaged in several other business endeavors and is not obligated to contribute any specific number of hours to our affairs.  If his other business affairs require him to devote more substantial amounts of time to such interests, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.   Mr. Halter has not devoted any significant time or services to our business operations as of the date of this annual report.

Mr. Halter, HFG and HFI, our majority stockholder, are affiliated with other shell companies with business activities similar to those intended to be conducted by us.  Mr. Halter, HFG and HFI may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations.  Accordingly, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.  If such a conflict of interest should arise between us and another entity in which they have an interest, we believe Mr. Halter, HFG and HFI will consider, in resolving the conflict in our favor, the fact that if we do not consummate a business combination by February 10, 2013, our Plan Shares, including the 400,000 shares held by HFI, will be voided and cancelled and we will discontinue business operations and will file dissolution documents with the State of Nevada.  In such event, HFI will not be able to receive any value for the 400,000 shares, and will not have an opportunity through the future sale of the 400,000 shares to recover any of its expenses incurred in supporting our business operations, including the professional expenses incurred in the preparation of this annual report.

To implement our business plan we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors.  The selection of any such advisors will be made by Mr. Halter and their fees will be paid by HFG.  We anticipate that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to us.

Competition

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of privately held business entities.  We expect to encounter substantial competition in our efforts to locate potential business combination opportunities.  The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies and brokerage firms.  Most of these organizations are likely to be in a better position than us to obtain access to potential business acquisition candidates because they have greater experience, resources and managerial capabilities than we do.  We also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

Employees

We have no employees.  Our president and sole director, Timothy P. Halter, will be responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the Exchange Act.  It is anticipated that HFG and Timothy P. Halter will engage consultants, attorneys and accountants as necessary for us to conduct our business operations and to implement and successfully complete our business plan.  We do not anticipate employing any full-time employees until we have achieved our business purpose.

Item 1A - Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at 12890 Hilltop Road, Argyle, Texas 76226.  The Company’s telephone number there is (972) 233-0300.  Other than this mailing address, the Company does not currently maintain any other office facilities and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Mine Safety Disclosures

None

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

There is no public trading market for our securities.

Holders

As of March 21, 2012, there were a total of 530,612 shares of our common stock held by approximately 567 stockholders of record.  There are no shares of our preferred stock outstanding at the date of this report.

Capital Stock

Our authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Each share of common stock entitles a stockholder to one vote on all matters upon which stockholders are permitted to vote. No stockholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by us, and no stockholder has any right to convert the common stock into other securities. No shares of common stock are subject to redemption or any sinking fund provisions. All the outstanding shares of our common stock are fully paid and non-assessable. Subject to the rights of the holders of the preferred stock, if any, our stockholders of common stock are entitled to dividends when, as and if declared by our board from funds legally available therefore and, upon liquidation, to a pro-rata share in any distribution to stockholders. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 10,000,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. No shares of our preferred stock are currently outstanding. Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our Company.

Provisions Having A Possible Anti-Takeover Effect

Our Articles of Incorporation and Bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board and in the policies formulated by our board and to discourage certain types of transactions which may involve an actual or threatened change of our control. Our board is authorized to adopt, alter, amend and repeal our Bylaws or to adopt new Bylaws. In addition, our board has the authority, without further action by our stockholders, to issue up to 10 million shares of our preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The issuance of our preferred stock or additional shares of common stock could adversely affect the voting power of the holders of common stock and could have the effect of delaying, deferring or preventing a change in our control.

Securities Eligible for Future Sale

We relied, based on the confirmation order we received from the Bankruptcy Court, on Section 1145(a) (1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, both the offer of the 530,612 plan shares, which may have been deemed to have occurred through the solicitation of acceptances of the plan of reorganization, and the issuance of the plan shares pursuant to the plan of reorganization.  In general, offers and sales of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof are free to resell such securities without registration under the Securities Act.

Restricted Securities

We currently have no outstanding shares which may be deemed restricted securities as defined in Rule 144.  Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfy the current public information requirements of the rule.

Rule 144

On February 15, 2008, amendments to Rule 144 became effective and will apply to securities acquired both before and after that date.  Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding; or,

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;
●	provided, in each case, which we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Restrictions on the Reliance of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us.  The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company.  The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

·	The issuer of the securities that was formerly a shell company has ceased to be a shell company;
·	The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act;
·
The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

·	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

Recent Sales of Unregistered Securities

Pursuant to the Plan of Reorganization, we issued an aggregate of 530,612 shares of our common stock to 567 of our holders of unsecured debt and administrative claims.  Such shares were issued in accordance with Section 1145 under the United States Bankruptcy Code and the transaction was thus exempt from the registration requirements of Section 5 of the Securities Act of 1933.

Dividends

Dividends, if any, will be contingent upon the Company’s revenues and earnings, if any, and capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company’s Board of Directors.  The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends prior to a business combination.

Transfer Agent

Our independent stock transfer agent is Securities Transfer Corporation, located in Frisco, Texas. The mailing address and telephone number are: 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034; (469) 633-0101.

Reports to Stockholders

The Company plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm.  It is the present intention of management to continue furnishing annual reports to stockholders.  Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate.  The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate commercial property acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business  disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

SMSA Dallas Acquisition Corp. (Company) was organized on January 18, 2011 as a Nevada corporation to effect the reincorporation of Senior Management Services of Doctors at Dallas, Inc., a Texas corporation, mandated by the plan of reorganization as confirmed by the U. S. Bankruptcy Court - Northern District of Texas, Dallas Division, on August 1, 2007.

In accordance with the confirmed plan of reorganization, our business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition.

We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act.  As a shell company, we have no operations and no or nominal assets.

Results of Operations

The Company had no revenue for either of the years ended December 31, 2011 or 2010 or for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011, respectively.

General and administrative expenses for the respective years ended December 31, 2011 and 2010 were approximately $21,700 and $-0-.  During the quarter ended September 30, 2011, the Company incurred $3,500 in expenses related to compliance with the SEC’s mandate to provide interactive data files (XBRL) as exhibits to its periodic filings containing financial statements.  All other expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will remain constant or increase as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011 were approximately $(0.04), $(0.00), and $(0.05) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

Liquidity and Capital Resources

At December 31, 2011 and 2010, the Company had working capital of approximately $-0- and $(4,800), respectively.

The Company currently has no cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

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

Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (“Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below.  However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

--
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

--	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2011.  As we are classified as a shell company and only have a sole officer and director, the Company's internal controls are deficient for the following reasons: (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves and directs the payment of the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Timothy P. Halter	45	President, Chief Executive Officer,
		Secretary, Chief Financial Officer
		and Sole Director

Our directors serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified.  Directors are elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between Mr. Halter or any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board.  There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.  Our board of directors does not have any committees at this time.  We do not have any independent directors.

Timothy P. Halter - Mr. Halter, age 45, has served as our sole officer and director since January 18, 2011.  Mr. Halter is primarily responsible for implementing our business plan and may be deemed a promoter of the Company.  Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance.  In September 2005, Mr. Halter and other minority partners formed HFI.  HFI conducts no business operations.  Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation which provides pumping products and services to a variety of industries (NASDAQ: DXPE), and is an officer and director of Marketing Acquisition Corp., SMSA Humble Acquisition Corp., and SMSA Katy Acquisition Corp., each a Nevada corporation.  Except for DXP Enterprises, each of the afore-referenced companies for which Mr. Halter acts as an officer and director may be deemed shell corporations.  Mr. Halter is also an officer and director of WLT Brothers Holding, Inc., a private holding company.  Mr. Halter will devote as much of his time to our business affairs as he deems may be necessary to implement our business plan.

Mr. Halter has significant experience acting in the capacity of the principal stockholder, a director and an executive officer of blank check and/or shell companies.  As  demonstrated by the number of reverse merger transactions detailed in the below table, we believe that Mr. Halter possesses the attributes, experience, and qualifications necessary to effect the Company's stated business plan.  Furthermore, given Mr. Halter's abilities and the Company's limited financial resources, the  Company has determined that it is in its best interests for Mr. Halter to serve as both the Company's principal executive officer as well as Chairman of the Board of Directors.  Since Mr. Halter serves as the Company's sole director there is no designated lead director, and therefore, any and all risk oversight and risk management  matters are the responsibility of Mr. Halter.

Mr. Halter was not affiliated with any of the operating businesses prior to the consummation of the reverse merger transaction and resigned as an officer and  director upon consummation of the transaction.  After each merger transaction, Mr. Halter did not participate in the management of any of the companies and ceased being a principal stockholder.  As noted in the table below Mr. Halter sold, in some cases, all or a portion of his securities in such companies after the change in  control.  Mr. Halter has also sold such securities for cash in open market transactions.

Mr. Halter is no longer a controlling stockholder, officer or director of any of the below listed entities and his involvement terminated upon the fulfillment of the respective plan of operation involving a business combination transaction with a private entity wishing to become publicly owned.  In most instances, when a business combination was transacted with one of these companies, that entity was required to file a current Report on Form 8-K describing the transaction.  We refer the reader to the respective Form 8-K, if filed, for any of the companies listed below for detailed information concerning the business combination entered into by that company.

		Year combination
		transaction
Entity	File/CIK #	occurred

International Stem Cell Corp.	000-51891	2006
MGCC Investment Strategies, Inc.	000-50883	2006
RTO Holdings, Inc.	000-15579	2006
Zeolite Exploration Company	333-74670	2006
Athersys, Inc.	000-52108	2007
BTHC VII, Inc.	000-52123	2007
China Ritar Power Corp.	000-25901	2007
Energroup Holdings Corp.	0-32873	2007
Hong Kong Winalite Group, Inc.	333-83375	2007
Millennium Quest, Inc.	000-31619	2007
Point Acquisition Corp.	000-51527	2007
Redpoint Bio Corp.	000-51708	2007
Sutor Technology, Inc.	333-83351	2007
Fashion Tech International, Inc.	2-93231-NY	2008
Nevstar Corporation	000-21071	2008
Latin America Ventures, Inc.	000-53132	2008
Yuhe International, Inc.	333-83125	2008
BTHC VIII, Inc.	000-52232	2009
BTHC X, Inc.	000-52237	2009
SMSA El Paso II Acquisition Corp.	000-53334	2009
SMSA Palestine Acquisition Corp.	000-53343	2009
BTHC XIV, Inc.	000-52722	2010
BTHC XV, Inc.	000-52808	2010
SMSA Crane Acquisition Corp.	000-53800	2010
SMSA Gainesville Acquisition Corp.	000-53803	2010
SMSA Treemont Acquisition Corp.	000-54096	2011

It is specifically noted that the relative success or failure of any of these entities subsequent to Mr. Halter's involvement in them is not an indication of the possibility of success or failure of the Company upon the completion of it's current plan of operations.  Additional information about these companies can be researched at www.sec.gov.

Indemnification of Officers and Directors.

We have the authority under the Nevada General Corporation Law to indemnify our directors and officers to the extent provided for in such statute.  Set forth below is a discussion of Nevada law regarding  indemnification which we believe discloses the material aspects of such law on this subject.  The Nevada law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or  respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

*	conducted himself in good faith;
*
reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interest and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and

*	in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

A corporation may indemnify a person under the Nevada law against judgments, penalties, including excise and similar taxes, fines, settlement, unreasonable expenses actually incurred by the person in connection with the proceeding.  If the person is found liable to the corporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification is limited to reasonable expenses actually incurred by the person in connection  with the proceeding, and shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation.  The corporation may also pay or  reimburse expenses incurred by a person in connection with his appearance as witness or other participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

Our Articles of Incorporation provide that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors' capacity as a director; provided, however, that the  liability of such director is not limited to the extent that such director is found liable for (a) a breach of the  directors'  duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the  director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, (c) a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken  within the scope of the director's office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law.  Limitations on liability provided for in our Articles of Incorporation do not restrict  the availability of non-monetary remedies and do not affect a director's responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive  officers and directors.  The inclusion of these provisions in our Articles of Incorporation may have the effect of  reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of case, even though such an action, if successful, might otherwise have benefitted us or our stockholders.

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by Nevada General Corporation Law and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons  whom we have the power to indemnify against liability, reasonable expense or other matters.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors,  officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by such director, officer, or controlling person in  connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons, we believe that during fiscal year ended December 31, 2011 all other eligible persons are in compliance with the requirements of Section 16(a).

Conflicts of Interest

There will be occasions when the time requirements of the Company’s business conflict with the demands of the officer’s other business and investment activities.

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

(1)	No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2)
No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)
No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4)	No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

(Remainder of this page left blank intentionally)

Item 11 - Executive Compensation

The Company’s sole officer or director has not received any compensation from the Company.  In future periods, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy P. Halter, Principal Executive Officer	2011 2010 2009	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Halter Financial Investments, LP(4)	400,000	75.4%

Timothy P. Halter (4)	400,000	75.4%

Donald Hardy(5)	31,000	5.8%

Chloe Kaufman (5)	31,000	5.8%

Estate of Ian Tarrant (5)	31,000	5.8%

Directors and officers as a group (6)	400,000	75.4%
(1 person)

(1)	On March 9, 2012, there were 530,612 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
(2)
Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security.  Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)
In determining the percent of voting stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 530,612 shares of common stock outstanding and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)
Halter Financial Investments, L.P. ("HFI") is a Texas limited partnership of which Halter Financial Investments GP, LLC, a Texas limited liability company ("HFI GP"), is the sole general partner.  The limited partners of HFI are: (i) TPH Capital, LP., a Texas limited partnership of which TPH Capital GP, LLC, a Texas limited liability company ("TPH GP"), is the general partner and Timothy P. Halter is the sole member of TPH GP, (ii) Bellifield, LP, a Texas limited partnership of which Bellifield Capital Management, LLC, a Texas limited liability company ("Bellifield LLC") is the sole general partner and David Brigante is the sole member of Bellifield LLC; (iii) Colhurst Capital LP, a Texas limited partnership of which Colhurst Capital GP LLC, a Texas limited liability company ("Colhurst LLC"), is the general partner and George L. Diamond is the sole member of Colhurst LLC; and (iv) Rivergreen Capital, LLC, a Texas limited liability company ("Rivergreen LLC"), of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFI.  HFI's address is 12890 Hilltop Road, Argyle, TX 76226.

(5)
Donald Hardy, Chloe Kaufman and Estate of Ina Tarrant are joint tenants in common and are each deemed beneficial owners of the 31,000 shares.  Their address is c/o Mike Freden, Noteboom Law Firm, 669 Airport Freeway, Suite 100, Hurst, Texas 76053.

(6)	Timothy P. Halter, our sole officer and director, is deemed one of the beneficial owners of the 400,000 shares owned by HFI.

Changes in Control

None

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The Company currently maintains a mailing address at 12890 Hilltop Road, Argyle, TX 76226.  The Company’s telephone number there is (972) 233-0300.  The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other activities of the Company’s sole officer and director.

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling shareholder, the Company has no independent directors, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, Saville, Dodgen & Company, P. L. L. C. of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

1. Audit fees	$5,000	$
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-
5.
Totals	$5,000	$-

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with Saville, Dodgen & Company, P. L. L. C. maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: Saville, Dodgen & Company, P. L. L. C. did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee.  However, the entire Board of Directors (Board) is the Company's defacto audit committee.  In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company’s principal accountant, Saville, Dodgen & Company, P. L. L. C., did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

Exhibit
Number

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(Financial statements follow on next page)

SMSA Dallas Acquisition Corp.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2011 and 2010	F-3

Statement of Operations and Comprehensive Loss
for the years ended December 31, 2011 and 2010 and
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2011	F-4

Statement of Changes in Stockholders' Equity
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2011	F-5

Statement of Cash Flows
for the years ended December 31, 2011 and 2010 and
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2011	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF SAVILLE, DODGEN & COMPANY, P. L. L. C.

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SMSA Dallas Acquisition Corp.

We have audited the accompanying balance sheets of SMSA Dallas Acquisition Corp. (a Nevada corporation and a development stage company) (Company) as of December 31, 2011 and 2010 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and statements of cash flows for each of the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Dallas Acquisition Corp. (a development stage company) as of December 31, 2011 and 2010 and the results of its operations and cash flows for each of the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note D to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity.  These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note D.  The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

SAVILLE, DODGEN & COMPANY, P. L. L. C.

Dallas, Texas
March 26, 2012

SMSA Dallas Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010

ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Due from controlling stockholder	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$4,800

Total Liabilities	-	4,800

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized
None issued and outstanding	-	-
Common stock - $0.001 par value
100,000,000 shares authorized
530,612 shares issued and outstanding	531	531
Additional paid-in capital	27,361	861
Deficit accumulated during the development stage	(27,892)	(6,192)

Total Stockholders' Equity (Deficit)	-	(4,800)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,300
Professional fees	15,790	-	19,175
Other general and administrative costs	5,910	-	6,417

Total operating expenses	21,700	-	27,892

Loss from operations	(21,700)	-	(27,892)

Provision for income taxes	-	-	-

Net Income (Loss)	(21,700)	-	(27,892)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(21,700)	$-	$(27,892)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.04)	$(0.00)	$(0.05)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	530,612	530,612	530,612

The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued pursuant to plan of
reorganization at bankruptcy
settlement date on August 1, 2007	530,612	$531	$469	$-	$1,000

Net loss for the period from August 1,
2007 (date of bankruptcy settlement)
to December 31, 2007	-	-	-	(4,800)	(4,800)

Balances at December 31, 2007	530,612	531	469	(4,800)	(3,800)

Net loss for the year	-	-	-	(1,392)	(1,392)

Balances at December 31, 2008	530,612	531	469	(6,192)	(5,192)

Capital contributed by controlling
stockholder to support operations	-	-	392	-	392

Net loss for the year	-	-	-	-	-

Balances at December 31, 2009	530,612	531	861	(6,192)	(4,800)

Capital contributed by controlling
stockholder to support operations	-	-	-	-	-

Net loss for the year	-	-	-	-	-

Balances at December 31, 2010	530,612	531	861	(6,192)	(4,800)

Capital contributed by controlling
stockholder to support operations	-	-	26,500	-	26,500

Net loss for the year	-	-	-	(21,700)	(21,700)

Balances at December 31, 2011	530,612	$531	$27,361	$(27,892)	$-

The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Years ended December 31, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net income (loss) for the period	$(21,700)	$-	$(27,892)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation	-	-	-
Increase (Decrease) in
Accounts payable	(4,800)	-	-

Net cash used by operating activities	(26,500)	-	(27,892)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Working capital contributed
by controlling stockholder	26,500	-	26,892

Net cash provided by financing activities	26,500	-	27,892

Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

Pursuant to the Plan, the pre-confirmation unsecured creditors of Senior Management Services of Doctors at Dallas, Inc. (our predecessor company) agreed to accept Plan Shares in SMSA Dallas Acquisition Corp., as reorganized, in lieu of asserting recovery of their claims against the Plan’s liquidating trust.  As previously discussed, the confirmation order provided for an injunction protecting us from the claims of the pre-confirmation unsecured creditors while the Company pursues a business combination with an operating business.  If the Company does not consummate a business combination prior to February 10, 2013, the issued Plan Shares will be deemed canceled, the Company will file dissolution documents with the State of Nevada and will cease to exist.  Accordingly, the discharge provided in the Plan to the Company will not be effective.  In such event, the pre-confirmation unsecured creditors could attempt to assert their pre-confirmation claims against us and the Plan liquidating trust.  However, since the Plan did not contemplate, anticipate or provide that the Company would accumulate any assets prior to a business combination, the Company will have no assets against which pre-confirmation creditors could assert their claims upon dissolution.  Further, the Plan did not provide for the retention of any assets or funds in the Plan’s liquidating trust to pay the pre-confirmation unsecured creditors if the Company failed to timely consummate a business combination.  Therefore, it is very unlikely that the pre-confirmation unsecured creditors would be able to recover any portion of their pre-confirmation claims. The Company’s management is of the opinion that no contingent liabilities exist subsequent to August 1, 2007 (date of bankruptcy settlement).
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
December 31, 2011 and 2010

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

The reorganization value of SMSA Dallas Acquisition Corp. was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios.  The factors considered by SMSA Dallas Acquisition Corp. included the following:

●	Forecasted operating and cash flows results which gave effect to the estimated impact of
-	Corporate restructuring and other operating program changes
-	Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of Reorganization and other events
●	The discounted residual value at the end of the forecast period based on capitalized cash flows for the last year of that period
●	Market share and position
●	Competition and general economic conditions
●	Projected sales growth
●	Potential profitability
●	Seasonality and working capital requirements

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

Note D - Going Concern Uncertainty - Continued

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in it’s business plan and a potential shortfall of funding due to the potential inability to raise capital in the equity securities market.  If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could be raised or provided as set forth in the Plan.

The Company anticipates offering future sales of equity securities to fulfill its business plan.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s Certificate of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2009.  The Company does not anticipate any examinations of returns filed for periods ending after December 31, 2008.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2011 and 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforward(s) and their potential utilization.

SMSA Dallas Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

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

As of December 31, 2011 and 2010, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
December 31, 2011 and 2010

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

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and has contributed approximately $26,500 and $-0- during each of the years ended December 31, 2011 and 2010, respectively, to support our operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying balance sheet.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2011, the Company has a net operating loss carryforward of approximately $28,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

SMSA Dallas Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the years ended December 31 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Statutory rate applied to
income before income taxes	$(7,400)	$-	$(9,500)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	7,400	-	9,500

Income tax expense	$-	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2011 and 2010, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2011 and 2010, respectively:

	December 31,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$9,500	$2,100
Less valuation allowance	(9,500)	(2,100)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2011 and 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $7,400 and $-0-.

Note I - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company will issue a sufficient number of Plan shares to meet the requirements of the Plan.  Such number was estimated in the Plan to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor.

As provided in the Plan, 80.0% of the Plan Shares of the Company were issued to Halter Financial Group, Inc. (HFG) in exchange for the release of its Allowed Administrative Claims, the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan.  The remaining 20.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Plan.

SMSA Dallas Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note I - Capital Stock Transactions

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through March 26, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Dallas Acquisition Corp.

Dated: March 26, 2012	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

SMSA Dallas Acquisition Corp.

Dated: March 26, 2012	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director