Form 10-Q
period 2012-03-31
SMSA DALLAS ACQUISITION CORP.
filed 2012-05-10
CIK 1517112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

(972) 233-0300
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:May 1, 2012: 530,612

Transitional Small Business Disclosure Format (check one):      YES ☐  NO ☒

SMSA Dallas Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2012

Part I - Financial Information
Item 1 - Financial Statements

SMSA Dallas Acquisition Corp.
(a development stage company)
Balance Sheets
March 31, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Due from controlling stockholder	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$5,260	$-

Total Liabilities	5,260	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized
None issued and outstanding	-	-
Common stock - $0.001 par value
100,000,000 shares authorized
530,612 shares issued and outstanding	531	531
Additional paid-in capital	27,361	27,361
Deficit accumulated during the development stage	(33,152)	(27,892)

Total Stockholders' Equity (Deficit)	(5,260)	-

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012

(Unaudited)

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,300
Professional fees	4,880	5,840	24,055
Other general and administrative costs	380	500	6,797

Total operating expenses	5,260	6,340	33,152

Loss from operations	(5,260)	(6,340)	(33,152)

Provision for income taxes	-	-	-

Net Income (Loss)	(5,260)	(6,340)	(33,152)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(5,260)	$(6,340)	$(33,152)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.01)	$(0.01)	$(0.06)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	530,612	530,612	530,612

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Three months ended March 31, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012

(Unaudited)

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net income (loss) for the period	$(5,260)	$(6,340)	$(33,152)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation	-	-	-
Increase (Decrease) in
Accounts payable	5,260	4,073	5,260

Net cash used by operating activities	-	(2,267)	(27,892)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Working capital contributed
by controlling stockholder	-	2,267	26,892

Net cash provided by financing activities	-	2,267	27,892

Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Notes to Financial Statements
March 31, 2012 and December 31, 2011

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
March 31, 2012 and December 31, 2011

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
March 31, 2012 and December 31, 2011

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
March 31, 2012 and December 31, 2011

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2011.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2012.

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
March 31, 2012 and December 31, 2011

Note D - Going Concern Uncertainty - Continued

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
March 31, 2012 and December 31, 2011

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforward(s) and their potential utilization.

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

As of March 31, 2012 and 2011, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
March 31, 2012 and December 31, 2011

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

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and has contributed approximately $-0- and $26,500 during each of respective three months ended March 31, 2012 and the year ended December 31, 2011 to support our operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying balance sheet.

In April 2012, HFG paid, per the Plan, the open accounts payable of approximately $5,260 on behalf of the Company.  This amount will be reflected as contributed capital concurrent with the disbursement(s).

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2012, the Company has a net operating loss carryforward of approximately $33,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

SMSA Dallas Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2012 and December 31, 2011

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Statutory rate applied to
income before income taxes	$(1,700)	$(2,200)	$(11,200)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	1,700	2,200	11,200

Income tax expense	$-	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of March 31, 2012 and December 31, 2011, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2012 and December 31, 2011, respectively:

	March 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$11,200	$9,500
Less valuation allowance	(11,200)	(9,500)

Net Deferred Tax Asset	$-	$-

During the three month period ended March 31, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $1,700 and $7,400.

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
March 31, 2012 and December 31, 2011

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through May 10, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the three month periods ended March 31, 2012 or 2011 or for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012.

General and administrative expenses for the respective three month periods ended March 31, 2012 and 2011 were approximately $5,300 and $6,300.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the three months ended March 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012 were approximately $(0.01), $(0.01) and $(0.06) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At March 31, 2012 and December 31, 2011, the Company had working capital of approximately $-0- and $-0-, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SMSA Dallas Acquisition Corp.

Dated: May 10, 2012	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director