Form 10-Q
period 2012-09-30
SMSA DALLAS ACQUISITION CORP.
filed 2012-11-01
CIK 1517112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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
YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:October 29, 2012: 530,612

Transitional Small Business Disclosure Format (check one):      YES ☐  NO ☒

SMSA Dallas Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2012

Part I - Financial Information
Item 1 - Financial Statements

SMSA Dallas Acquisition Corp.
(a development stage company)
Balance Sheets
September 30, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	September 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Due from controlling stockholder	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized
None issued and outstanding	-	-
Common stock - $0.001 par value
100,000,000 shares authorized
530,612 shares issued and outstanding	531	531
Additional paid-in capital	41,761	27,361
Deficit accumulated during the development stage	(42,292)	(27,892)

Total Stockholders' Equity (Deficit)	-	-

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012

(Unaudited)

					Period from
					August 1, 2007
					(date of bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Expenses
Reorganization expenses	-	-	-	-	2,300
Professional fees	9,040	13,815	1,925	1,987	28,215
Other general and
administrative expenses	5,360	4,971	4,690	3,690	11,777
Total operating expenses	14,400	18,786	6,615	5,677	42,292

Loss from operations	(14,400)	(18,786)	(6,615)	(5,677)	(42,292)

Other Income (Expense)	-	-	-	-	-

Income (Loss) before
provision for income taxes	(14,400)	(18,786)	(6,615)	(5,677)	(42,292)

Provision for income taxes	-	-	-	-	-

Net Loss	(14,400)	(18,786)	(6,615)	(5,677)	(42,292)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(14,400)	$(18,786)	$(6,615)	$(5,677)	$(42,292)

Earnings per share of
common stock outstanding
computed on net loss -
basic and fully diluted	$(0.03)	$(0.04)	$(0.01)	$(0.01)	$(0.08)

Weighted-average number
of shares outstanding -
basic and fully diluted	530,612	530,612	530,612	530,612	530,612

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012

(Unaudited)

			Period from
			August 1, 2007
	Nine months	Nine months	(date of bankruptcy
	ended	ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net income (loss) for the period	$(14,400)	$(18,786)	$(42,292)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities
Depreciation and amortization	-	-	-
Increase (Decrease) in
Accounts payable and accrued expenses	-	(4,800)	-

Net cash used in operating activities	(14,400)	(23,586)	(42,292)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Capital contributed to support operations	14,400	23,586	41,292

Net cash provided by financing activities	14,400	23,586	42,292

Increase (Decrease) in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of Interest
and Income Taxes Paid
Interest paid for the year	$-	$-	$-
Income taxes paid for the year	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2012 and December 31, 2011

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
September 30, 2012 and December 31, 2011

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
September 30, 2012 and December 31, 2011

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
September 30, 2012 and December 31, 2011

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
September 30, 2012 and December 31, 2011

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
September 30, 2012 and December 31, 2011

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforward(s) and their potential utilization.

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

As of September 30, 2012 and 2011, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
September 30, 2012 and December 31, 2011

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

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and has contributed approximately $14,400 and $26,500 during each of respective nine months ended September 30, 2012 and the year ended December 31, 2011 to support our operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying balance sheet.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of September 30, 2012, the Company has a net operating loss carryforward of approximately $42,300 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

SMSA Dallas Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2012 and December 31, 2011

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012

Statutory rate applied to
income before income taxes	$(4,900)	$(6,400)	$(14,400)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	4,900	6,400	14,400

Income tax expense	$-	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of September 30, 2012 and December 31, 2011, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2012 and December 31, 2011, respectively:

	September 30,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$14,400	$9,500
Less valuation allowance	(14,400)	(9,500)

Net Deferred Tax Asset	$-	$-

During the nine month period ended September 30, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $4,900 and $7,400.

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
September 30, 2012 and December 31, 2011

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through October 29, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the nine month periods ended September 30, 2012 or 2011 or for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012.

General and administrative expenses for the respective nine month periods ended September 30, 2012 and 2011 were approximately $14,400 and $18,800.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the nine months ended September 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012 were approximately $(0.03), $(0.04) and $(0.08) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At September 30, 2012 and December 31, 2011, the Company had working capital of approximately $-0- and $-0-, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings
None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3 - Defaults Upon Senior Securities
None

Item 4 - Mine Safety Disclosures
N/A

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

SMSA Dallas Acquisition Corp.

Dated: November 1, 2012	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director