Form 10-K
period 2012-12-31
SMSA DALLAS ACQUISITION CORP.
filed 2013-03-27
CIK 1517112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☒    No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 20, 2013 was approximately $ -0- based upon 130,612 shares held by non-affiliates and no market for trading.

As of March 20, 2013, there were 530,612 shares of Common Stock issued and outstanding.

SMSA Dallas Acquisition Corp.
Form 10-K for the year ended December 31, 2012

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

As we did not consummate a business combination prior to February 10, 2013, our issued Plan Shares are deemed canceled and we will file dissolution documents with the State of Nevada and will cease to exist.  Accordingly, the discharge provided in the Plan to us will not be effective.

Accordingly, the pre-confirmation unsecured creditors could attempt to assert their pre-confirmation claims against us and the Plan liquidating trust. However, since the Plan did not contemplate, anticipate or provide that we would accumulate any assets prior to a business combination, we will have no assets against which pre-confirmation creditors could assert their claims upon our dissolution. Further, the Plan did not provide for the retention of any assets or funds to pay the pre-confirmation unsecured creditors if we failed to timely consummate a business combination. Therefore, it is very unlikely that the pre-confirmation unsecured creditors will be able to recover any portion of their pre-confirmation claims.

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

All 23 SMS Companies, as required by the Plan, were or will be reorganized with the same corporate structure and with the same business plan as we have and as disclosed by us in this Annual Report.  However, each SMS Company has a different post confirmation plan date.  The post confirmation date for each of the SMS Companies is set forth below:

SMS Company	Post Confirmation Plan Date

SMSA I Acquisition Corp. (1)	February 10, 2008
SMSA III Acquisition Corp. (2)	May 10, 2008
SMSA II Acquisition Corp. (1)	August 10, 2008
SMSA IV Acquisition Corp. (1)	November 10, 2008
SMSA El Paso I Acquisition Corp. (2)	February 10, 2009
SMSA North America Acquisition Corp. (1)	May 10, 2009
SMSA El Paso II Acquisition Corp. (2)	August 10, 2009
SMSA Palestine Acquisition Corp. (2)	November 10, 2009
SMSA Houston Acquisition Corp. (1)	February 10, 2010
SMSA Tyler Acquisition Corp. (2)	May 10, 2010
SMSA Gainesville Acquisition Corp. (2)	August 10, 2010
SMSA Crane Acquisition Corp. (2)	November 10, 2010
SMSA Kerrville Acquisition Corp. (2)	February 10, 2011
SMSA Ft. Worth Acquisition Corp. (1)	May 10, 2011
SMSA Shreveport Acquisition Corp. (1)	August 10, 2011
Cora Crane Acquisition Corp. (1)	November 10, 2011
Cora Kerrville Acquisition Corp. (1)	February 10, 2012
SMSA Katy Acquisition Corp. (2)	May 10, 2012
SMSA Humble Acquisition Corp. (2)	August 10, 2012
SMSA Treemont Acquisition Corp. (2)	November 10, 2012
SMSA San Antonio Acquisition Corp.	May 10, 2013
SMSA Ballinger Acquisition Corp.	August 10, 2013
_____________________________
(1)	Did not complete a merger or business combination prior to the post confirmation plan date and has ceased business operations or been dissolved.
(2)	Completed merger or business combination prior to post confirmation date. See Table in "Item 5-Directors, Executive Officers, Promoters and Control Persons."

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

Not applicable

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

There is no public trading market for our securities.

Holders

As of March 20, 2013, there were a total of 530,612 shares of our common stock held by approximately 567 stockholders of record.  There are no shares of our preferred stock outstanding at the date of this report.

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

Restrictions on the Reliance of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us.  The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company.  The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company;
●	The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act;
●
The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

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

Results of Operations

The Company had no revenue for either of the years ended December 31, 2012 or 2011 or for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012, respectively.

General and administrative expenses for the respective years ended December 31, 2012 and 2011 were approximately $18,000 and $21,700.  During the quarters ended September 30, 2012 and 2011, respectively, the Company incurred approximately $4,500 and $3,500 in expenses related to compliance with the SEC’s mandate to provide interactive data files (XBRL) as exhibits to its periodic filings containing financial statements.  All other expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will remain constant or increase as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012 were approximately $(0.03), $(0.04), and $(0.09) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

Liquidity and Capital Resources

At December 31, 2012 and 2011, the Company had working capital of approximately $(750) and $-0-, respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2012.  As we are classified as a shell company and only have a sole officer and director, the Company's internal controls are deficient for the following reasons: (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves and directs the payment of the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Timothy P. Halter	46	President, Chief Executive Officer,
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

Timothy P. Halter - Mr. Halter, age 46, has served as our sole officer and director since January 18, 2011.  Mr. Halter is primarily responsible for implementing our business plan and may be deemed a promoter of the Company.  Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance.  In September 2005, Mr. Halter and other minority partners formed HFI.  HFI conducts no business operations.  Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation which provides pumping products and services to a variety of industries (NASDAQ: DXPE), and is also an officer and director of SMSA Humble Acquisition Corp.,  a Nevada corporation.  Except for DXP Enterprises, each of the afore-referenced companies for which Mr. Halter acts as an officer and director may be deemed shell corporations.  Mr. Halter is also an officer and director of WLT Brothers Holding, Inc., a private holding company.  Mr. Halter will devote as much of his time to our business affairs as he deems may be necessary to implement our business plan.

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

		Year combination
		transaction
Entity	File/CIK #	occurred

International Stem Cell Corp.	000-51891	2006
MGCC Investment Strategies, Inc.	000-50883	2006
RTO Holdings, Inc.	000-15579	2006
Zeolite Exploration Company	333-74670	2006
Athersys, Inc.	000-52108	2007
BTHC VII, Inc.	000-52123	2007
China Ritar Power Corp.	000-25901	2007
Energroup Holdings Corp.	0-32873	2007
Hong Kong Winalite Group, Inc.	333-83375	2007
Millennium Quest, Inc.	000-31619	2007
Point Acquisition Corp.	000-51527	2007
Redpoint Bio Corp.	000-51708	2007
Sutor Technology, Inc.	333-83351	2007
Fashion Tech International, Inc.	2-93231-NY	2008
Nevstar Corporation	000-21071	2008
Latin America Ventures, Inc.	000-53132	2008
Yuhe International, Inc.	333-83125	2008
BTHC VIII, Inc.	000-52232	2009
BTHC X, Inc.	000-52237	2009
SMSA El Paso II Acquisition Corp.	000-53334	2009
SMSA Palestine Acquisition Corp.	000-53343	2009
BTHC XIV, Inc.	000-52722	2010
BTHC XV, Inc.	000-52808	2010
SMSA Crane Acquisition Corp.	000-53800	2010
SMSA Gainesville Acquisition Corp.	000-53803	2010
SMSA Treemont Acquisition Corp.	000-54096	2011
SMSA Katy Acquisition Corp.	000-54092	2012
SMSA Humble Acquisition Corp.	000-54095	2012

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy P. Halter, Principal Executive Officer	2012 2011 2010	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Halter Financial Investments, LP(4)	400,000	75.4%

Timothy P. Halter (4)	400,000	75.4%

Donald Hardy(5)	31,000	5.8%

Chloe Kaufman (5)	31,000	5.8%

Estate of Ian Tarrant (5)	31,000	5.8%

Directors and officers as a group (6)	400,000	75.4%
(1 person)

(1)	On March 20, 2013, there were 530,612 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

1. Audit fees	$5,250	$5,000
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-
5.
Totals	$5,250	$5,000

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

(Financial statements follow on next page)

SMSA Dallas Acquisition Corp.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2012 and 2011	F-3

Statement of Operations and Comprehensive Loss
for the years ended December 31, 2012 and 2011 and
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2012	F-4

Statement of Changes in Stockholders' Equity
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2012	F-5

Statement of Cash Flows
for the years ended December 31, 2012 and 2011 and
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2012	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF SAVILLE, DODGEN & COMPANY, P. L. L. C.

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SMSA Dallas Acquisition Corp.

We have audited the accompanying balance sheets of SMSA Dallas Acquisition Corp. (a Nevada corporation and a development stage company) (Company) as of December 31, 2012 and 2011 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and statements of cash flows for each of the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Dallas Acquisition Corp. (a development stage company) as of December 31, 2012 and 2011 and the results of its operations and cash flows for each of the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Saville, Dodgen & Company, P.L.L.C.
SAVILLE, DODGEN & COMPANY, P. L. L. C.

Dallas, Texas
March 27, 2013

SMSA Dallas Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Due from controlling stockholder	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$750	$-

Total Liabilities	750	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized
None issued and outstanding	-	-
Common stock - $0.001 par value
100,000,000 shares authorized
530,612 shares issued and outstanding	531	531
Additional paid-in capital	44,535	27,361
Deficit accumulated during the development stage	(45,816)	(27,892)

Total Stockholders' Equity (Deficit)	(750)	-

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,300
Professional fees	11,715	15,790	30,890
Other general and administrative costs	6,209	5,910	12,626

Total operating expenses	17,924	21,700	45,816

Loss from operations	(17,924)	(21,700)	(45,816)

Provision for income taxes	-	-	-

Net Income (Loss)	(17,924)	(21,700)	(45,816)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(17,924)	$(21,700)	$(45,816)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.03)	$(0.04)	$(0.09)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	530,612	530,612	530,612

The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued pursuant to plan of
reorganization at bankruptcy
settlement date on August 1, 2007	530,612	$531	$469	$-	$1,000

Net loss for the period from August 1,
2007 (date of bankruptcy settlement)
to December 31, 2007	-	-	-	(4,800)	(4,800)

Balances at December 31, 2007	530,612	531	469	(4,800)	(3,800)

Net loss for the year	-	-	-	(1,392)	(1,392)

Balances at December 31, 2008	530,612	531	469	(6,192)	(5,192)

Capital contributed by controlling
stockholder to support operations	-	-	392	-	392

Net loss for the year	-	-	-	-	-

Balances at December 31, 2009	530,612	531	861	(6,192)	(4,800)

Capital contributed by controlling
stockholder to support operations	-	-	-	-	-

Net loss for the year	-	-	-	-	-

Balances at December 31, 2010	530,612	531	861	(6,192)	(4,800)

Capital contributed by controlling
stockholder to support operations	-	-	26,500	-	26,500

Net loss for the year	-	-	-	(21,700)	(21,700)

Balances at December 31, 2011	530,612	531	27,361	(27,892)	-

Capital contributed by controlling
stockholder to support operations	-	-	17,174	-	17,174

Net loss for the year	-	-	-	(17,924)	(17,924)

Balances at December 31, 2012	530,612	$531	$44,535	$(45,816)	$(750)

The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Years ended December 31, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net income (loss) for the period	$(17,924)	$(21,700)	$(45,816)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation	-	-	-
Increase (Decrease) in
Accounts payable	750	(4,800)	750

Net cash used by operating activities	(17,174)	(26,500)	(45,066)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Working capital contributed
by controlling stockholder	17,174	26,500	44,066

Net cash provided by financing activities	17,174	26,500	45,066

Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Dallas Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2010.  The Company does not anticipate any examinations of returns filed for periods ending after December 31, 2009.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2012 and 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforward(s) and their potential utilization.

SMSA Dallas Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and 2011

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

As of December 31, 2012 and 2011, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
December 31, 2012 and 2011

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

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and has contributed approximately $17,000 and $26,500 during each of the years ended December 31, 2012 and 2011, respectively, to support our operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying balance sheet.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2012, the Company has a net operating loss carryforward of approximately $46,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

SMSA Dallas Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and 2011

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the years ended December 31 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Statutory rate applied to
income before income taxes	$(6,100)	$(7,400)	$(15,600)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	6,100	7,400	15,600

Income tax expense	$-	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2012 and 2011, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$15,600	$9,500
Less valuation allowance	(15,600)	(9,500)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2012 and 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $6,100 and $7,400.

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
December 31, 2012 and 2011

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

Note J - Subsequent Events

As we did not consummate a business combination prior to February 10, 2013, our issued Plan Shares are deemed canceled and we will file dissolution documents with the State of Nevada and will cease to exist.  Accordingly, the discharge provided in the Plan to us will not be effective.

Accordingly, the pre-confirmation unsecured creditors could attempt to assert their pre-confirmation claims against us and the Plan liquidating trust. However, since the Plan did not contemplate, anticipate or provide that we would accumulate any assets prior to a business combination, we will have no assets against which pre-confirmation creditors could assert their claims upon our dissolution. Further, the Plan did not provide for the retention of any assets or funds to pay the pre-confirmation unsecured creditors if we failed to timely consummate a business combination. Therefore, it is very unlikely that the pre-confirmation unsecured creditors will be able to recover any portion of their pre-confirmation claims.

Management has evaluated all other activity of the Company through March 27, 2013 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Dallas Acquisition Corp.

Dated: March 27, 2013	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

SMSA Dallas Acquisition Corp.

Dated: March 27, 2013	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director